Form 10-Q
period 2021-06-30
KL Acquisition Corp
filed 2021-08-20
CIK 1823323

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of August 19, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

KL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$720,200	$—
Prepaid expenses	347,481	—
Deferred offering costs associated with IPO	—	408,197
Total current assets	1,067,681	408,197
Cash Held in Trust account	287,559,908	—
Other non-current assets	156,164	—
Total assets	$288,783,753	$408,197

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$281,028	$231,809
Franchise tax payable	100,000	71,289
Sponsor loans	—	152,031
Total current liabilities	381,028	455,129
Warrant Liabilities	13,846,266	—
Deferred underwriters’ discount	10,062,500	—
Total liabilities	24,289,794	455,129

Commitments

Common stock subject to possible redemption, 25,949,396 shares at redemption value	259,493,958	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,800,604 shares (excluding 25,949,396 shares subject to possible redemption) and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	279	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	4,667,226	24,281
Retained earnings (Accumulated Deficit)	331,777	(71,932)
Total stockholders’ equity (deficit)	5,000,001	(46,932)
Total liabilities and stockholders’ equity (deficit)	$288,783,753	$408,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	For the	For the
	three months ended	six months ended
	June 30,	June 30,
	2021	2021
Formation and operating costs	$488,900	$577,754
Loss from operations	(488,900)	(577,754)

Other Income (Expense)
Interest on cash held in trust account	16,052	59,908
Change in fair value of warrant liabilities	(4,194,429)	5,343,573
Offering expenses related to warrant issuance	—	(701,643)
Total other income (expense)	(4,178,377)	4,701,838

Net (loss) income	$(4,667,277)	$4,124,084

Weighted average shares outstanding, Class A common stock subject to possible redemption	26,410,994	25,985,664
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—
Weighted average shares outstanding, Non-redeemable common stock	9,526,506	9,783,838
Basic and diluted net (loss) income per share, Non-redeemable	$(0.49)	$0.42

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1 , 2021	—	$—	7,187,500	$719	$24,281	$(71,932)	$(46,932)

Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	28,750,000	2,875	—	—	259,432,449	—	259,435,324

Excess of cash received over fair value of private placement warrants	—	—	—	—	981,483	—	981,483

Class A common stock subject to possible redemption	(26,416,123)	(2,642)	—	—	(260,438,213)	(3,720,375)	(264,161,230)

Net income	—	—	—	—	—	8,791,361	8,791,361

Balance as of March 31, 2021	2,333,877	$233	7,187,500	$719	$—	$4,999,054	$5,000,006

Class A common stock subject to possible redemption	466,727	46	—	—	946,851	3,720,375	4,667,272

Net loss	—	—	—	—	—	(4,667,277)	(4,667,277)

Balance as of June 30, 2021	2,800,604	$279	7,187,500	$719	$946,851	$331,777	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$4,124,084
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(59,908)
Change in fair value of warrant liabilities	(5,343,573)
Offering costs allocated to warrants	701,643
Changes in current assets and current liabilities:
Prepaid assets	(503,645)
Franchise tax payable	28,711
Accounts payable	281,028
Net cash used in operating activities	(771,660)

Cash Flows from Investing Activities:
Investment of cash into trust account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters' discount	281,750,000
Proceeds from private placement	7,750,000
Repayment of promissory note to related party	(152,031)
Payments of offering costs	(356,109)
Net cash provided by financing activities	288,991,860

Net Change in Cash	720,200
Cash — Beginning	—
Cash — Ending	$720,200

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$254,839,270
Change in value of Class A common stock subject to possible redemption	$4,654,688
Initial value of warrant liabilities	$19,189,839
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,062,500

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is KL Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 7, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 warrants (the “Private Placement Warrant”) in a private placement to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,750,000, which is discussed in Note 4.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $720,200 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem public shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $152,031 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, not held in trust.

The Company anticipates that the $720,200 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on June 30, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were in U.S. money market fund. During the six months ended June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,949,396 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of (loss) income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of (loss) income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account $59,908 by the weighted average number of Class A common stock outstanding. Net (loss) income per common stock, basic and diluted for Class B common stock is calculated by dividing the net (loss) income, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
	(Unaudited)	(Unaudited)
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income on investments held in Trust Account	$16,052	$59,908
Amount available to pay franchise taxes	(16,052)	(59,908)
Net earnings	$—	$—
Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	26,410,994	25,985,664
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net (loss) income minus net earnings
Net (loss) income	$(4,667,277)	$4,124,084
Net earnings	—	—
Non-redeemable net (loss) income	$(4,667,277)	$4,124,084
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,526,506	9,783,838
Basic and diluted net (loss) income per share, Non-Redeemable Class A and Class B Common Stock	$(0.49)	$0.42

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $16,344,997 have been charged to stockholders’ equity (consisting of $5,750,000 of underwriting fee, $10,062,500 of deferred underwriting fee and $532,497 of other offering costs). Of the total transaction cost $701,643 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounts for its 14,750,000 common stock warrants issued in connection with IPO (9,583,333) and Private Placement Warrants (5,166,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company’s warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In February 2021, the Company’s Public Warrants began trading on the NASDAQ. As such, the price for the Public Warrants is based on an unadjusted market price.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Note 3 — Initial Public Offering

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Private Placement

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

Promissory Note — Related Party

On August 26, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Proposed Public Offering. As of June 30, 2021, the Company had repaid the balance of $152,031 under the Promissory Note in full.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, no Working Capital Loans have been issued.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Commitments & Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021, there were 2,800,604 shares issued and outstanding (excluding 25,949,396 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021, there were 7,187,500 shares of Class B common stock issued or outstanding.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Warrants

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 — Investment Held in Trust Account

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U.S. money market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2021, investments in the Trust Account totaled $287,559,908.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

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

Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3
Investment held in the Trust Account	$287,559,908	$—	$—
Public Warrants	$8,987,250	$—	$—
Private Warrants	$—	$—	$4,859,016

The Company utilized a Black-Scholes-Merton model to value the Private Warrants at June 30, 2021 and a Monte Carlo simulation at January 12, 2021. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In February 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the valuation models were as follows at initial measurement and at June 30, 2021:

	At January 12, 2021
	(Initial Measurement)	At June 30, 2021
Stock price	$9.95	$9.70
Strike price	$11.50	$11.50
Term (in years)	6.00	5.00
Volatility	25.0%	10.0%
Risk-free rate	0.67%	1.00%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3 for the three-month period ended June 30, 2021.

Fair value as of August 26, 2020	$—
Initial measurement on January 12, 2021	19,189,839
Public Warrants reclassified to level 1(1)	(6,229,166)
Change in fair value	(8,101,657)
Fair Value at June 30, 2021	4,859,016
(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 11 — Subsequent Events

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

For the three months and six months ended June 30, 2021, we had a net loss of $4,667,277 and net income of $4,124,084, respectively. We incurred $488,900 and $577,754 of formation and operating costs consisting mostly of general and administrative expenses for the three months and six months ended June 30, 2021, respectively. We had investment income for the three months and six months ended June 30, 2021 of $16,052 and $59,908, respectively on our amounts held in the Trust Account and loss/gain on fair value of warrants of $4,194,429 and $5,343,573, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the Trust Account of $720,200 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $152,031, and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $720,200 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We issued an aggregate of 14,750,000 Warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company’s warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In February 2021, the Company’s Public Warrants began trading on the NASDAQ. As such, the price for the Public Warrants is based on an unadjusted market price.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 26,416,123 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Net (Loss) Income Per Common Share

Net (loss) income per share is computed by dividing net (loss) earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,750,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of (loss) income per share for common shares subject to possible redemption and applies the two-class method in calculating (loss) income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gains on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net (loss) income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net (loss) income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this report, there have been no material changes from the risk factors previously disclosed in our final prospectus as filed with the SEC on January 11, 2021, our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this report. There has been no material change in the planned use of the proceeds from our IPO and private placement as is described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws. (2)
4.1	Warrant Agreement, dated January 7, 2021, by and between the company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the company’s Form 8-K, filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to the company’s Form S-1, filed with the SEC on December 16, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2021

KL Acquisition Corp

By:	/s/ Doug Logigian
Name:	Doug Logigian
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Gumer
Name:	Richard Gumer
Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)