Form 10-Q
period 2021-09-30
KL Acquisition Corp
filed 2021-11-22
CIK 1823323

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

KL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and the Period from August 26, 2020 (Inception) through September 30, 2020 (Unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and the Period from August 26, 2020 (Inception) through September 30, 2020 (Unaudited)	5

	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and the Period from August 26, 2020 (Inception) through September 30, 2020 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$671,297	$—
Prepaid expenses	314,905	—
Deferred offering costs associated with IPO	—	408,197
Total current assets	986,202	408,197
Cash Held in Trust account	287,563,609	—
Other non-current assets	80,548	—
Total assets	$288,630,359	$408,197

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$96,928	$231,809
Franchise tax payable	150,000	71,289
Sponsor loans	—	152,031
Total current liabilities	246,928	455,129
Warrant Liabilities	10,642,538	—
Deferred underwriters’ discount	10,062,500	—
Total liabilities	20,951,966	455,129

Commitments

Common stock subject to possible redemption, 28,750,000 shares at redemption value	287,500,000	—

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(19,822,326)	(71,932)
Total stockholders’ deficit	(19,821,607)	(46,932)
Total liabilities, redeemable common stock and stockholders’ deficit	$288,630,359	$408,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

			For the period
			from August 26,
	For the three	For the nine	2020 (inception)
	months ended	months ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Formation and operating costs	$22,995	$600,749	$643
Loss from operations	(22,995)	(600,749)	(643)

Other income (expense)
Interest on cash held in trust account	3,701	63,609	—
Change in fair value of warrant liabilities	3,203,728	8,547,301	—
Offering expenses related to warrant issuance	—	(701,643)	—
Total other income	3,207,429	7,909,267	—

Net income (loss)	$3,184,434	$7,308,518	$(643)

Weighted average shares outstanding of Class A common stock	28,750,000	27,486,264	—
Basic and diluted net income per share, Class A common stock	$0.09	$0.21	$—
Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$0.09	$0.21	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(71,932)	$(46,932)

Excess of cash received over fair value of private placement warrants	—	—	—	—	981,483	—	981,483

Net income	—	—	—	—	—	8,791,361	8,791,361

Accretion of Class A common stock subject to possible redemption (see Note 2)	—	—	—	—	(1,005,764)	(27,058,912)	(28,064,676)

Balance as of March 31, 2021, as restated	—	$—	7,187,500	$719	$—	$(18,339,483)	$(18,338,764)

Net loss	—	—	—	—	—	(4,667,277)	(4,667,277)

Balance as of June 30, 2021, as restated	—	$—	7,187,500	$719	$—	$(23,006,760)	$(23,006,041)

Net income	—	—	—	—	—	3,184,434	3,184,434

Balance as of September 30, 2021	—	$—	7,187,500	$719	$—	$(19,822,326)	$(19,821,607)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 26 , 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	$—	7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	—	—	(643)	(643)
Balance as of September 30, 2020	—	$—	7,187,500	$719	$24,281	$(643)	$24,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the period
		from August 26,
	For the nine	2020 (inception)
	months ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,308,518	$(643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by related party	—	643
Interest earned on trust account	(63,609)	—
Change in fair value of warrant liabilities	(8,547,301)	—
Offering costs allocated to warrants	701,643	—
Changes in current assets and current liabilities:
Prepaid assets	(395,453)	—
Franchise tax payable	78,711	—
Accounts payable and accrued expenses	96,928	—
Net cash used in operating activities	(820,563)	—

Cash Flows from Investing Activities:
Investment of cash into trust account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	281,750,000	—
Proceeds from private placement	7,750,000	—
Repayment of promissory note to related party	(152,031)	—
Payments of offering costs	(356,109)	—
Net cash provided by financing activities	288,991,860	—

Net Change in Cash	671,297	—
Cash — Beginning	—	—
Cash — Ending	$671,297	$—

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$19,189,839	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,062,500	$—
Deferred offering costs paid by Sponsor in exchange of issuance of Class B common stock	$—	$25,000
Deferred offering costs included in accrued expenses	$—	$42,500
Deferred offering costs paid by Sponsor loan	$—	$113,888

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and the Company’s search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined below) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $671,297 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $152,031 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, not held in trust.

The Company anticipates that the $671,297 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the quarterly period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and Class A common stock. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of January 12, 2021, March 31, 2021 and June 30, 2021 should be restated to report all public shares as temporary equity due to a misapplication in the guidance around complex accounting for financial instruments.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Restatement	As Restated
Balance Sheet as of January 12, 2021 (as revised in Footnote 2 to the financial statements included in Form 10-Q filed on May 24, 2021)
Common Stock subject to possible redemption	$254,839,270	$32,660,730	$287,500,000
Class A common stock, $0.0001 par value	327	(327)	—
Additional Paid in Capital	5,706,491	(5,706,491)	—
Accumulated Deficit	(707,535)	(26,953,912)	(27,661,447)
Total Stockholders' Equity (Deficit)	$5,000,002	$(32,660,730)	$(27,660,728)
Number of shares subject to redemption	25,438,927	3,266,073	28,750,000

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet as of March 31, 2021
Common Stock subject to possible redemption	$264,161,230	$23,338,770	$287,500,000
Class A common stock, $0.0001 par value	233	(233)	—
Accumulated Deficit	4,999,054	(23,338,537)	(18,339,483)
Total Stockholders' Equity (Deficit)	$5,000,006	$(23,338,770)	$(18,338,764)
Number of shares subject to redemption	26,416,123	2,333,877	28,750,000

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares, redeemable shares	25,495,727	(259,616)	25,236,111
Basic and diluted net income per share, redeemable shares	$—	$0.27	$0.27
Basic and diluted weighted average shares, non-redeemable shares	10,044,029	(2,856,529)	7,187,500
Basic and diluted net income per share, non-redeemable shares	$0.88	$(0.61)	$0.27

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Stockholders’ Equity as of March 31, 2021
Change in Class A common stock subject to possible redemption – Class A common stock amount	$(2,642)	$2,642	$—
Change in Class A common stock subject to possible redemption - APIC	$(260,438,213)	$260,438,213	$—
Change in Class A common stock subject to possible redemption - Accumulated deficit	$(3,720,375)	$3,720,375	$—
Change in Class A common stock subject to possible redemption - total stockholders’ equity	$(264,161,230)	$264,161,230	$—
Accretion of Class A shares - APIC	$—	$(1,005,764)	$(1,005,764)
Accretion of Class A shares - Accumulated Deficit	$—	$(27,058,912)	$(27,058,912)
Accretion of Class A shares - total stockholders’ equity	$—	$(28,064,676)	$(28,064,676)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows For the three months ended March 31, 2021
Initial value of Class A common stock subject to possible redemption	$254,839,270	$32,660,730	$287,500,000
Change in value of Class A common stock subject to possible redemption	9,321,960	(9,321,960)	—

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet as of June 30, 2021
Common stock subject to possible redemption	$259,493,958	$28,006,042	$287,500,000
Common stock Class A, $0.0001 par value	$279	$(279)	$—
Additional Paid in Capital	4,667,226	(4,667,226)	—
Accumulated deficit	331,777	(23,338,537)	(23,006,760)
Total stockholders' equity/(deficit)	$5,000,001	$(28,006,042)	$(23,006,041)

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	26,410,994	2,339,006	28,750,000
Basic and diluted net income per share, redeemable shares	$—	$(0.13)	$(0.13)
Basic and diluted weighted average shares, non-redeemable shares	9,526,506	(2,339,006)	7,187,500
Basic and diluted net income per share, non-redeemable shares	$(0.49)	$0.36	$(0.13)

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	25,985,664	1,017,098	27,002,762
Basic and diluted net income per share, redeemable shares	$—	$0.12	$0.12
Basic and diluted weighted average shares, non-redeemable shares	9,783,838	(2,596,338)	7,187,500
Basic and diluted net income per share, non-redeemable shares	$0.42	$(0.30)	$0.12

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Stockholders’ Equity as of June 30, 2021
Change in Class A common stock subject to possible redemption – Class A common stock amount	$46	$(46)	$—
Change in Class A common stock subject to possible redemption - APIC	$946,851	$(946,851)	$—
Change in Class A common stock subject to possible redemption - Accumulated deficit	$3,720,375	$(3,720,375)	$—
Change in Class A common stock subject to possible redemption - total stockholders’ equity	$4,667,272	$(4,667,272)	$—

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows for the six months ended June 30, 2021
Initial value of Class A common stock subject to possible redemption	$254,839,270	$32,660,730	$287,500,000
Change in Class A common stock subject to possible redemption - APIC	$4,654,688	$(4,654,688)	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 31, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were in U.S. money market fund. During the nine months ended September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stocks, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 shares of Class A common stock underlying the Public Warrants (as defined below) and Private Placement Warrants (as defined below) to purchase the Company’s shares of Class A common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because those warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

					For the period
					from August 26,
	For the three		For the nine		2020 (inception)
	months ended		months ended		through
	September 30,		September 30,		September 30,
	2021		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,547,547	$636,887	$5,793,540	$1,514,978	$—	$(643)

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	27,486,264	7,187,500	—	7,187,500

Basic and diluted net income (loss) per share	$0.09	$0.09	$0.21	$0.21	$—	$(0.00)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $16,344,997 have been charged to stockholders’ equity (consisting of $5,750,000 of underwriting fee, $10,062,500 of deferred underwriting fee and $532,497 of other offering costs). Of the total transaction cost $701,643 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

The Company accounts for its 14,750,000 warrants, including 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants, as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company’s warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In February 2021, the Company’s Public Warrants began trading on the Nasdaq Capital Market. As such, the price for the Public Warrants is based on an unadjusted market price.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Note 4 — Initial Public Offering

In connection with the IPO, the Company sold 28,750,000 Units including 3,750,000 Units purchased by the underwriters pursuant to the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

All of the 28,750,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99,

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(12,421,322)
Common stock issuance costs	(15,643,354)
Plus:
Accretion of carrying value to redemption value	28,064,676
Contingently redeemable common stock	$287,500,000

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

Note 6 — Related Party Transactions

Founder Shares

On December 29, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 shares of Class B common stock, par value $0.0001 (“founder shares”). On December 16, 2020, the Sponsor effected a surrender of 1,437,500 founder shares to the Company, resulting in a decrease in the total number of Class B common stock outstanding from 8,625,000 to 7,187,500 founder shares.

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

Promissory Note — Related Party

On August 26, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the IPO. As of September 30, 2021, the Company had repaid the balance of $152,031 under the Promissory Note in full.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans had been issued.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement signed at the effectiveness of the Company registration statement for the IPO. The holders of  at least 15% of all the then issued and outstanding number of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock, par value of $0.0001 each. At September 30, 2021, there were 28,750,000 shares issued or outstanding of which all were subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock, par value of $0.0001 each. At September 30, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Holders of Class B common stock have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. In connection with the consummation of the Company’s IPO on January 12, 2021, the underwriters exercised their over-allotment option to the fullest extent comprising 3,750,000 Units. Due to the full exercise of the over-allotment option, the 937,500 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters will not be forfeited.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 — Investment Held in Trust Account

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U.S. money market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2021, investments in the Trust Account totaled $287,563,609.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3
Investment held in the Trust Account	$287,563,609	$—	$—
Public Warrants	$6,900,958	$—	$—
Private Placement Warrants	$—	$—	$3,741,580

The Company utilized a Black-Scholes-Merton model to value the Private Placement Warrants at September 30, 2021 and a Monte Carlo simulation at January 12, 2021. The Company’s Private Placement Warrant liability is based on a valuation model utilizing

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In February 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The key inputs into the valuation models were as follows at initial measurement of January 12, 2021 and at September 30, 2021:

	At January 12, 2021
	(Initial Measurement)	At September 30, 2021
Stock price	$9.95	$9.77
Strike price	$11.50	$11.50
Term (in years)	6.00	5.64
Volatility	25.0%	10.0%
Risk-free rate	0.67%	1.09%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3 for the nine-month period ended September 30, 2021.

Fair value as of January 1, 2021	$—
Initial measurement on January 12, 2021	19,189,839
Public Warrants reclassified to level 1(1)	(6,229,166)
Change in fair value	(9,538,002)
Fair Value at March 31, 2021	3,422,671
Change in fair value	1,436,345
Fair Value at June 30, 2021	4,859,016
Change in fair value	(1,117,436)
Fair Value at September 30, 2021	$3,741,580
(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial Business Combination.

For the three months and nine months ended September 30, 2021, we had a net income of $3,184,434 and $7,308,518, respectively. We incurred $22,995 and $600,749 of operating costs consisting mostly of general and administrative expenses for the three months and nine months ended September 30, 2021, respectively. We had investment income for the three months and nine months ended September 30, 2021 of $3,701 and $63,609, respectively, on our amounts held in the Trust Account and gain on fair value of warrants of $3,203,728 and $8,547,301, respectively. We also incurred offering expenses related to warrant issuance of $0 and $701,643 for the three months and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the Trust Account of $671,297 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $152,031, and the remaining net proceeds from the IPO and the sale of Private Placement Warrants held outside of the Trust Account.

The Company anticipates that the $671,297 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

We issued an aggregate of 14,750,000 warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company’s warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In February 2021, the Company’s Public Warrants began trading on the Nasdaq Capital Market. As such, the price for the Public Warrants is based on an unadjusted market price.

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

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 shares of Class A common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments such as warrants and redeemable shares issued. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included  in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the complex financial instruments. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our final prospectus as filed with the SEC on January 11, 2021, our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021, except as set forth below.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of its financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s IPO, the Company valued its common stock included in the units sold in the IPO subject to possible redemption. The Company previously determined the value of such shares of common stock to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the common stock underlying the units issued during its IPO can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of such common stock subject to possible redemption should reflect the possible redemption of all such shares of such common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity, which has resulted in a restatement of the initial carrying value of the public shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

After consultation with our management and advisors, our management and our audit committee concluded that it was appropriate to restate our audited balance sheet as of January 12, 2021, our unaudited condensed financial statements included in our Form 10-Q for the quarterly period ended March 31, 2021 and our Form 10-Q for the quarterly period ended June 30, 2021, which restatement have been made in Part I Note 2 of this Quarterly Report. This represents a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial Business Combination, the post-Business Combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the restatements, the changes in accounting for our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 in our quarterly report for the quarter ended March 31, 2021, filed with the SEC on May 24, 2021. There has been no material change in the planned use of the proceeds from our IPO and private placement as is described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021.

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

Date: November 22, 2021

KL Acquisition Corp

By:	/s/ Doug Logigian
Name:	Doug Logigian
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Gumer
Name:	Richard Gumer
Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)