Form 10-K
period 2021-12-31
KL Acquisition Corp
filed 2022-03-31
CIK 1823323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Stock Market was $278,875,000.

As of March 30, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company;
●	“board of directors” or “board” are to the board of directors of the company;
●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;
●	“common stock” are to our Class A common stock and our Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants;
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the company on January 12, 2021;
●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Kennedy Lewis” are to Kennedy Lewis Management LP, an affiliate of our sponsor;
●	“management” or “management team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering warrants issuable and upon conversion of working capital loans, if any;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that each of our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” are to warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Registration Statement” are to the Form S-1 initially filed with the SEC on December 17, 2020 (File No. 333-251398), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” is to KL Sponsor LLC, and references to the experience of our sponsor include the experience of members of our sponsor;
●	“trust account” are to the trust account in which an amount of $287,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant; and
●	“we,” “us,” “Company” or “our company” are to KL Acquisition Corp, a Delaware corporation.

PART I

Item 1.	Business.

We are a blank check company incorporated in August 2020 as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s significant background in the healthcare or healthcare-related industries in the United States and other developed countries, and to capitalize on the ability of our management team to identify and acquire a target business in this sector. Our strategy is to identify, acquire and, after our initial business combination, build a healthcare or health-related business. We focus our investment effort on life sciences, which includes medical devices, diagnostics and life sciences tools and instrumentation.

Initial Public Offering

The registration statement for the Company’s initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 7, 2021. On January 12, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 units purchased by the underwriters pursuant to the over-allotment option granted by the Company. Each unit consists of one share of Class A common stock of the company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the company of $287,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,166,667 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of approximately $7,750,000.

A total of $287,500,000, comprised of $281,750,000 of the proceeds from the initial public offering and $5,750,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

On March 1, 2021, our Class A common stock and warrants comprising the units commenced separating trading on The Nasdaq Capital Market under the symbols “KLAQ” and “KLAQW,” respectively.

Our Sponsor and Management Team

Our company was jointly founded by our management team and our sponsor, which is an affiliate of Kennedy Lewis. Kennedy Lewis (with its affiliates) is a leading alternative asset manager with significant investment experience and dedicated healthcare expertise with a focus on life sciences, and had approximately $9.2 billion in regulatory assets under management as of December 31, 2021. We believe that the experience of our management team and our relationship with Kennedy Lewis will allow us to source, identify and execute an attractive transaction for our stockholders.

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

The past performance of the members of our management team, sponsor and Kennedy Lewis or its affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team, our sponsor or Kennedy Lewis or any of their affiliates’ or managed funds’ performance as indicative of our future performance.

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

Competitive Advantages

We capitalize on the following competitive advantages in our pursuit of a target company:

Proactive and Proprietary Transaction Sourcing. Our management team believes that its market reputation, proactive approach to sourcing transactions, and extensive network of relationships provide proprietary investment opportunities. Kennedy Lewis’ deep industry expertise across the life sciences, healthcare and health-related spectrum and throughout the capital structure often make it an attractive partner for companies seeking capital solutions. Our management team believes that it has an established record of generating proprietary investment opportunities resulting from Kennedy Lewis’ novel sourcing strategies. The team leverages multiple sourcing channels including proprietary relationships with venture capital equity sponsors, seasoned operators and management teams, and key opinion leaders. Additionally, given the long track record and reputation of our Chief Financial Officer and Secretary, Mr. Richard Gumer, in the life sciences sector as well as his broad and diverse network, there is significant potential to source new opportunities that may not be broadly marketed.

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

Large Target Market. The healthcare industry represents an enormous target market. In 2020, total U.S. national health expenditure exceeded $4.1 trillion, and the Center for Medicare and Medicaid Services has estimated that total healthcare spending will approach 20% of total U.S. Gross Domestic Product by 2028. The number of private companies in the healthcare industry is significant. The market dynamics of the healthcare industry are similar in Europe and other developed countries.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates equals or exceeds $250 million as of the prior June 30th or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination in the amount of $277,507,185 as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, until we complete our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sales of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Lack of Business Diversification

For an indefinite period of time after the consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Following a business combination, we may seek to recruit additional members of management team to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Consummation of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. Our sponsor, directors and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with (i) the consummation of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 24 months from the closing of our initial public offering.

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

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of our initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any public shares purchased during or after our initial public offering, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 10,781,251, or 37.5%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors and each member of our management team, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 24 months from the closing of our initial public offering.

If, however, stockholder approval of the transaction is not required by law or stock exchange listing requirement, or we do not decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption upon Consummation of our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”) without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our proposed initial business combination is not completed, we may continue to try to complete a business combination with a different target until January 12, 2023.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $549,993 of proceeds held outside the trust account as of December 31, 2021, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($549,993 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 12, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	if the funds held outside of our trust account are insufficient to allow us to operate until at least January 12, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by January 12, 2023;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our annual report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, our quarterly report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021, and our quarterly report on Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 22, 2021.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 111 West 33rd Street, Suite 1910, New York, NY 10120, and our telephone number is (212) 782-3482. The cost for our use of this space is included in the $10,000 per month fee we pay to Kennedy Lewis for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

(a)Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “KLAQU,” “KLAQ,” and “KLAQW,” respectively. Our units commenced public trading on January 8, 2021, and our public shares and public warrants commenced separate public trading on March 1, 2021.

(b)Holders

On March 30, 2022, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock, 5 holders of our shares of Class B common stock and 2 holders of record of our warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Overview

We were incorporated in Delaware on August 26, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more.

On January 12, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 units purchased by the underwriters pursuant to the over-allotment option granted by the Company, generating gross proceeds to the company of $287,500,000.Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,166,667 warrants to our sponsor, generating gross proceeds of approximately $7,750,000.

A total of $287,500,000, comprised of $281,750,000 of the proceeds from the initial public offering and $5,750,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

For the year ended December 31, 2021, we had a net income of approximately $10 million, which included a gain from the change in fair value of warrant liabilities of $11.4 million and interest income on marketable securities held in trust account of $0.07 million, offset by a loss from operations of $0.83 million and warrant issuance cost of $0.7 million.

For the period from August 26, 2020 (inception) to December 31, 2020, we had a net loss of approximately $0.07 million, which comprised the loss from operations.

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside the trust account of $549,993 available for working capital needs. All remaining cash held in the trust account is generally unavailable for our use, except interests earned on the funds held in the trust account and released to pay our taxes, prior to an initial business combination, and is restricted for use either in a business combination or to redeem public shares. As of December 31, 2021, none of the amount in the trust account was available to be withdrawn, except interests earned on the funds held in the trust account and released to pay our taxes.

We anticipate that the cash outside of the trust account as of December 31, 2021 will be sufficient to allow us to operate prior to January 12, 2023. Until consummation of our business combination, we will be using the funds not held in the trust account, and any additional working capital loans (as defined in Note 4 to our financial statements) from the initial stockholders, our officers and directors, or their respective affiliates (which is described in Note 4 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of our sponsor, our officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

We have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 14,750,000 warrants in connection with our initial public offering and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Our warrant liability for the private placement warrants is based on a Black-Scholes-Merton model. In March 2021, the public warrants began trading on the Nasdaq Capital Market. As such, the price for the public warrants is based on an unadjusted market price.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820 “Fair Value Measurement,” with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within us are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 shares of Class A common stock underlying the outstanding warrants were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 26, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in a U.S.-based bank account with Continental acting as trustee have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments such as warrants and redeemable shares issued. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included  in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Doug Logigian	40	Chief Executive Officer and Chairman of the Board of Directors
Richard Gumer	65	Chief Financial Officer, Secretary and Director
David Kho	36	Chief Operating Officer and Director
James L. Bierman	69	Director
Gregory D. Casciaro	65	Director
Andrew A. Krakauer	67	Director
Rafael Torres	48	Director

The experience of our directors and executive officers is as follows:

Doug Logigian, our Chief Executive Officer and Chairman of our board of directors since inception, has been a Partner and the President of Kennedy Lewis Investment Management LLC, an opportunistic credit manager (which we refer to as KLIM), since April 2020. Prior to that, he was at Blackstone, a private equity alternative investment management firm, from July 2006 to December 2019, where he most recently served as a Senior Managing Director and sat on the investment committee for distressed funds and special situations funds of GSO Capital Partners, a division of Blackstone. Mr. Logigian also served on Blackstone’s Capital Markets Committee and oversaw the operations of the trading desk and transacted in all of the asset classes in which GSO Capital Partners trafficked. Prior to that, Mr. Logigian worked as an Associate at Citibank where he was responsible for managing a book of high yield cash bonds and credit default swaps on the credit trading desk from September 2003 to July 2006. Mr. Logigian served on the Board of Directors for Seneca Mortgage Management, a real estate investment company that invests in mortgage servicing rights, from September 2013 to February 2019. Mr. Logigian received a B.A. degree in History with honors from Harvard University. Mr. Logigian is well qualified to serve on our board of directors due to his significant experience in capital markets and investment.

Richard Gumer, our Chief Financial Officer, Secretary and director since our inception, has been the Partner since January 2022, and previously the Managing Director, Head of Life Sciences of KLIM from October 2018 to December 2021, where he is responsible for providing non-dilutive, growth capital to commercial-stage life sciences companies. From February 2013 to October 2018, he was the Chief Executive Officer and Co-Founder of Life Sciences Alternative Funding LLC, a company providing capital to commercial-stage life sciences companies (or LSAF). Prior to that, he was a Senior Advisor at Cowen Healthcare Royalty Partners, a healthcare investment firm, and responsible for medical device and diagnostics investments from December 2010 to May 2012. Mr. Gumer served on several board of directors, including as the director and member of the executive committee and audit committee of Stimwave Technologies, Inc., a medical device company, from December 2019 to October 2020, as the director and member of the compensation committee of VisionCare Inc., a medical device company, from April 2016 to September 2019, as a director of Integrated Diagnostics Inc., a company conducting medical research and providing development services, from August 2017 to December 2018. He has an A.B. degree in Biochemistry from Brown University and an MBA degree in Finance from University of California, Berkeley. Mr. Gumer is well qualified to serve on our board of directors due to his significant experience in investment in life science and healthcare companies, as well as his service on the boards of directors of several private companies.

David Kho, our Chief Operating Officer and director since inception, is currently a Managing Director of KLIM and previously served as its Director from December 2019 to December 2020 and Vice President from April 2019 to December 2019. He was a Vice President at Bridge Bank, a full-service commercial bank, responsible for originating and managing credits in the life sciences industry, from August 2018 to April 2019. Before joining Bridge Bank, he was a Director of Mergers and Acquisitions at Yaras Group, an investment company, where he oversaw mergers and acquisitions from January 2018 to July 2018. Prior to that, he was a Vice President with LSAF, where he reviewed all new business opportunities and built all internal models from December 2014 to January 2018. From April 2016 to March 2018, he was a director of the board of VisionCare, Inc., a medical device company with an FDA-approved implant for the treatment of age-related macular degeneration. He worked as a Vice President at Square 1 Bank, a full-service commercial bank, where he managed a loan portfolio of venture-backed medical device, diagnostics, biotechnology and healthcare IT/services companies, from September 2008 to December 2014. Mr. Kho has been a member of the board of directors of CardioFocus, Inc., a medical device innovator and manufacturer, since March 2022. Mr. Kho received a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill. Mr. Kho is well qualified to serve on our board of directors due to his experience in financing and mergers and acquisitions for healthcare companies.

James L. Bierman has served as one of our directors since January 2021. Mr. Bierman served as President and Chief Executive Officer of Owens & Minor, Inc., a Fortune 500 company and a distributor of medical and surgical supplies, from September 2014 to June 2015. Previously, he served in various other senior roles at Owens & Minor, including President and Chief Operating Officer from August 2013 to September 2014, Executive Vice President and Chief Operating Officer from March 2012 to August 2013, Executive Vice President and Chief Financial Officer from April 2011 to March 2012, and Senior Vice President and Chief Financial Officer from June 2007 to April 2011. From 2001 to 2004, Mr. Bierman served as Executive Vice President and Chief Financial Officer at Quintiles Transnational Corp., a provider of pharmaceutical outsourcing services. Prior to joining Quintiles Transnational, Mr. Bierman was a partner at Arthur Andersen LLP. Mr. Bierman currently serves on the board of directors of Tenet Healthcare Corporation (NYSE: THC), MiMedx Group, Inc. (Nasdaq: MDXG), Novan, Inc. (Nasdaq: NOVN) and previously served on the boards of directors of Owens & Minor, Inc. (NYSE: OMI) and Team Health Holdings, Inc. (formerly TMH). Mr. Bierman earned his B.A. in History and Economics from Dickinson College and his M.B.A. at Cornell University’s Johnson Graduate School of Management. Mr. Bierman is well qualified to serve on our board of directors due to his extensive experience in finance, healthcare industry and his board experience with public companies.

Gregory D. Casciaro has served as one of our directors since January 2021. Mr. Casciaro has 40 years of medical device experience and has held leadership roles in both public and private companies. Currently, Mr. Casciaro is a board member at Tulavi Therapeutic Inc., a pharmaceutical company, Colospan Ltd., a medical device company, Cytokind Inc., a medical device company, and is a special advisor to RenalPro Medical Inc., a medical device company. Mr. Casciaro was a special advisor to the board of directors of Cardiac Dimensions, Inc., a medical device company developing products to treat heart failure, from March 2020 to May 2021. Previously, he was the Chief Executive Officer, President and a director of Cardiac Dimensions, Inc. from December 2015 to February 2020. From June 2010 to August 2014, Mr. Casciaro served as the President, Chief Executive Officer and a director of AccessClosure, Inc., a medical device company that was acquired by Cardinal Health, Inc. (NYSE: CAH). From September 2004 to December 2009, Mr. Casciaro was the Chief Executive Officer, President and a member of the board of directors of XTENT, Inc., a medical device company that was acquired by Biosensors International Group, Ltd. (SGX: BIG). From February 2000 to August 2003, Mr. Casciaro served as the President, Chief Executive Officer and a director of Orquest Inc., a private company manufacturing and selling bio-therapeutic products to the orthopedic market which was acquired by DePuy Acromed, a division of Johnson and Johnson (NYSE: JNJ). From January 1995 to December 1999, he was President, Chief Executive Officer and a director at General Surgical Innovations, Inc. (Nasdaq: GSII), a laparoscopic surgical equipment manufacturer that was acquired by United States Surgical, a division of Tyco Healthcare Group (NYSE: TYC). Prior to General Surgical Innovations, Mr. Casciaro held executive and management positions at Devices for Vascular Intervention, a division of Guidant Corporation (NYSE: GDT), from June 1991 to December 1994, and at North American Instrument Corporation from June 1982 to January 1991. Mr. Casciaro has been a member of the board of directors of QT Vascular Ltd. (SGX: QTV), a Singaporean-listed company engaged in the design, assembly and distribution of therapeutic solutions for the minimally invasive treatment of complex vascular diseases, since 2001. From September 2014 to October 2017, he was a member of the board of directors of Apama Medical Inc., a medical device company focused on atrial fibrillation technologies which was acquired by Boston Scientific Corporation (NYSE: BSX) in October 2017. Mr. Casciaro previously served as a director for AngioDynamics, Inc. (Nasdaq: ANGO) from March 2004 to November 2008, Dextera Surgical from December 2014 to February 2018 and Kerberos Proximal Solutions from April 2005 to September 2006 when the company was acquired by Fox Hollow Technologies. Mr. Casciaro graduated from Marquette University with a B.S. in Business Administration. Mr. Casciaro is well qualified to serve on our board of directors due to his extensive management experience with growth companies and in mergers and acquisitions in the medical device industry.

Andrew A. Krakauer has served as one of our directors since January 2021. Prior to his retirement in October 2016, Mr. Krakauer was Chief Executive Officer of Cantel Medical Corp. (NYSE: CMD), a provider of infection control products and services (“Cantel”). During his 12 years at Cantel, Mr. Krakauer served in various executive and senior level positions, including Chief Executive Officer from November 2014 to July 2016, President and Chief Executive Officer from March 2009 to November 2014, President from April 2008 to March 2009, and Executive Vice President and Chief Operating Officer from August 2004 through April 2008. Mr. Krakauer also served as a member of Cantel’s board of directors from 2009 to 2016. Prior to joining Cantel, Mr. Krakauer was President of the Ohmeda Medical Division of Instrumentarium Corp. (which was acquired by General Electric Company in 2003), a provider of medical devices, from 1998 to 2004. Mr. Krakauer has been a director of Teleflex Incorporated (NYSE: TFX), a provider of specialty medical devices and technologies, since January 2018, and currently serves as a member of its Compensation Committee. Mr. Krakauer received his B.A. in Economics from State University of New York at Binghamton and his M.B.A. in Finance and Marketing from The University of Chicago. Mr. Krakauer is well qualified to serve on our board of directors due to his extensive senior executive management experience in the medical device industry.

Rafael Torres has served as one of our directors since January 2021. Mr. Torres is managing director at Altaris Capital Partners, an investment firm focused exclusively on the healthcare industry, since January 2022, and he was an operating partner at Altaris from May to December 2021. Prior to Altaris, Mr. Torres was has been senior vice president for strategy & corporate development at Varian Medical Systems, Inc. (NYSE: VAR), a cancer treatment and solutions company, since May 2015, until its sale to Siemens Healthineers in April 2021. He has been a member of the executive leadership team and of the strategy and investment management committees. Prior to joining Varian Medical Systems, Mr. Torres served as senior managing director, global head of healthcare for GE Ventures from July 2011 to April 2015, where he was a member of its senior leadership committee. He was the managing director and head of healthcare at GE Equity from January 2006 to July 2011, where he led healthcare investing. Between November 2001 and December 2004, he worked at GE Healthcare in corporate development and acquisition integrations in Milwaukee, London and Princeton. Prior to GE Healthcare, he worked as a financial institutions analyst at Citibank N.A. from August 1995 and August 1998. Mr. Torres holds a B.A. in economics from the Universidad del Pacifico in Lima, Peru and an MBA degree from Harvard Business School. Mr. Torres is well qualified to serve on our board of directors due to his experience in healthcare industry and capital investment.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;
●	mutual reviewing and approving the annual audit plan for the company;
●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;
●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;
●	monitoring our environmental sustainability and governance practices;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	approving audit and non-audit services provided by our independent registered public accounting firm;
●	discussing earnings press releases and financial information provided to analysts and rating agencies;
●	discussing with management our policies and practices with respect to risk assessment and risk management;
●	reviewing any material transaction that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of such material transaction; and
●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

Krakauer and Rafael Torres is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating the performance of our executive officers in light of those goals and objectives, and setting compensation levels based on this evaluation;
●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;
●	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;
●	approving any employment or severance agreements with our Section 16 Officers;
●	granting any awards under equity compensation plans and annual bonus plans to our Section 16 Officers;
●	approving the compensation of our directors; and
●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of March 30, 2022. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
					Approximate
					Percentage
	Number of		Number of		of Outstanding
	Shares	Approximate	Shares	Approximate	Shares of
Name and Address of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Common
Owner (1)	Owned	of Class	Owned(2)	of Class	Stock
Current Directors and Executive Officers:
Doug Logigian	—	—	—	—	—
Richard Gumer	—	—	—	—	—
David Kho	—	—	—	—	—
James L. Bierman	—	—	30,000	*	*
Gregory D. Casciaro	—	—	30,000	*	*
Andrew A. Krakauer	—	—	30,000	*	*
Rafael Torres	—	—	30,000	*	*
All executive officers and directors as a group (7 individuals)	—	—	120,000	*	*
Five Percent or More Holders:
KL Sponsor LLC (3)	—	—	7,067,500	98.3%	19.7%
Citadel Advisors LLC (4)	1,763,212	6.1%	—	—	4.9%
Aristeia Capital, L.L.C.(5)	1,709,499	5.9%	—	—	4.8%
Glazer Capital, LLC (6)	1,693,506	5.9%	—	—	4.7%
Barclays PLC (7)	1,493,611	5.2%	—	—	4.2%
Linden Capital L.P. (8)	1,462,189	5.2%	—	—	4.1%
Empyrean Capital Overseas Master Fund, Ltd. (9)	1,450,000	5.0%	—	—	4.0%
*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o KL Acquisition Corp, 111 West 33rd Street, Suite 1910, New York, NY 10120.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock upon the consummation of our initial business combination.
(3)	KL Sponsor LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. Kennedy Lewis Capital Partners Master Fund II LP is the sole member of our sponsor and Kennedy Lewis Management LP is the non-member manager of our sponsor. KLM GP LLC is the general partner of Kennedy Lewis Management LP. David Chene and Darren Richman are the principals of KLM GP LLC, and have joint voting and dispositive power with respect to the shares of Class B common stock held by our sponsor. Each of Messrs. Chene and Richman disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Based on a Schedule 13G/A jointly filed with the SEC on February 14, 2022 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to the shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP may be deemed to beneficially own, and have shared voting and dispositive power with respect to, 1,596,622 shares. Each of Citadel Securities, CALC4, and CSGP may be deemed to beneficially own, and have shared voting and dispositive power with respect to, 166,590 shares. Mr. Griffin may be deemed to beneficially own, and have shared voting and dispositive power with respect to, 1,763,212 shares. The address of the principal business office of Mr. Griffin and each of the identified entities is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2022, shares are held by one or more private investment funds, which Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein. The address of Aristeia Capital, L.L.C.’s principal business office is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(6)	Based on a Schedule 13G filed with the SEC on February 14, 2022, the shares are held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager and Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC. The address of the business office of each person is 250 West 55th Street, Suite 30A, New York, New York 10019.
(7)	Based on a Schedule 13G jointly filed with the SEC on February 11, 2022 by Barclays PLC, Barclays Bank PLC and Barclays Capital Inc., the shares being reported by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC. Barclays Bank PLC is a wholly-owned subsidiary of Barclays PLC. The address of the principal business office of Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The address of the principal business office of Barclays Capital Inc. is 745 Seventh Ave, New York, NY 10019.
(8)	Based on a Schedule 13G/A filed with the SEC on February 4, 2022, these shares are held for the account of Linden Capital L.P. and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the managed accounts. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong each may be deemed to beneficially own the shares held by each of Linden Capital L.P. and the Managed Accounts. Linden Capital L.P. and Linden GP LLC share voting and dispositive power over 1,368,619 shares. Linden Advisors LP and Mr. Wong share voting and dispositive power over 1,462,189 shares. The business address of Linden Capital L.P. is Victoria Place, 31 Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address of each of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, NY 10022.
(9)	Based on a Schedule 13G filed with the SEC on January 25, 2021, shares are owned by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”). Empyrean Capital Partners, LP serves as investment manager of ECOMF. Amos Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP. Each of ECOMF, ECP and Mr. Meron has shared voting and dispositive power over these shares. The business address of ECOMF, ECP and Mr. Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

We currently maintain our executive offices at 111 West 33rd Street, Suite 1910, New York, NY 10120. The cost for our use of this space is included in the $10,000 per month fee due to Kennedy Lewis, an affiliate of our sponsor, for office space and administrative support services, commencing on the date that our securities are first listed on Nasdaq. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2021, we had not paid Kennedy Lewis for the use of office space.

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

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of our initial public offering. As of January 12, 2021, we had borrowed $251,340 under such promissory note. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of our initial public offering, which occurred on January 12, 2021. The note was repaid on March 25, 2021 out of the offering proceeds that was allocated to the payment of offering expenses not held in the trust account.

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

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q and 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020 totaled approximately $53,134 and $25,000, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $50,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020.

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

Item 15.Exhibit and Financial Statement Schedules.

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

Item 16.Form 10-K Summary.

Not applicable.

KL ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KL Acquisition Corp

Opinion on the Financial Statement

We have audited the accompanying balance sheets of KL Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, , and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the result of its operations and its cash flow for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 31, 2022

KL ACQUISITION CORP

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$549,993	$—
Prepaid expenses	300,000	—
Deferred offering costs associated with IPO	—	408,197
Total current assets	849,993	408,197
Investments held in Trust Account	287,569,685	—
Other non-current assets	4,932	—
Total assets	$288,424,610	$408,197

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$123,116	$231,809
Franchise tax payable	144,294	71,289
Sponsor loans	—	152,031
Total current liabilities	267,410	455,129
Warrant Liabilities	7,830,794	—
Deferred underwriters’ discount	10,062,500	—
Total liabilities	18,160,704	455,129

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.00	287,500,000	—

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(17,236,813)	(71,932)
Total stockholders’ deficit	(17,236,094)	(46,932)
Total liabilities, redeemable common stock and stockholders’ deficit	$288,424,610	$408,197

The accompanying notes are an integral part of these financial statements.

KL ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the period
		from August 26,
		2020 (inception)
	For the year ended	through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$833,056	$71,932
Loss from operations	(833,056)	(71,932)
Other income (loss)
Interest Income	—	—
Interest income earned on Trust	69,685	—
Unrealized gain on change in fair value of warrants	11,359,045	—
Warrant issuance costs	(701,643)	—
Total other income (loss)	10,727,087	—
Net income (loss)	$9,894,031	$(71,932)

Basic and diluted weighted average shares outstanding, Class A common stock	27,883,562	—
Basic and diluted net income (loss) per share, Class A common stock	$0.28	$—
Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.28	$(0.01)

The accompanying notes are an integral part of these financial statements.

KL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 26 , 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(71,932)	(71,932)
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(71,932)	$(46,932)
Excess of cash received over fair value of private placement warrants	—	—	—	—	981,483	—	981,483
Remeasurement of Class A common stock subject to redemption	—	—	—	—	(1,005,764)	(27,058,912)	(28,064,676)
Net income	—	—	—	—	—	9,894,031	9,894,031
Balance as of December 31, 2021	—	$—	7,187,500	$719	$—	$(17,236,813)	$(17,236,094)

The accompanying notes are an integral part of these financial statements.

KL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the period
		from August 26,
	For the year	2020 (inception)
	ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$9,894,031	$(71,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on trust account	(69,685)	—
Offering costs allocated to warrants	701,643	—
Change in fair value of warrant liabilities	(11,359,045)	—
Formation costs paid by Sponsor loan	—	643
Changes in current assets and current liabilities:
Prepaid assets	(304,932)	—
Franchise tax payable	73,005	71,289
Accounts payable and accrued expenses	123,116	—
Net cash used in operating activities	(941,867)	—

Cash Flows from Investing Activities:
Investment of cash into trust account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	281,750,000	—
Proceeds from private placement	7,750,000	—
Repayment of promissory note to related party	(152,031)	—
Payments of offering costs	(356,109)	—
Net cash provided by financing activities	288,991,860	—

Net Change in Cash	549,993	—
Cash — Beginning	—	—
Cash — Ending	$549,993	$—

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters' discount payable charged to additional paid-in capital	$10,062,500	$—
Initial value of warrant liabilities	$19,189,839	$—
Deferred offering costs paid by Sponsor in exchange of issuance of Class B common stock	$—	$25,000
Deferred offering costs included in accrued expenses	$—	$231,809
Deferred offering costs paid by Sponsor loan	$—	$151,388

The accompanying notes are an integral part of these financial statements.

KL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

KL Acquisition Corp (the “Company”) was incorporated in Delaware on August 26, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company's formation, the initial public offering ("IPO") described below and the Company's search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is KL Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 7, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 2.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 warrants (the “Private Placement Warrant”) in a private placement to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,750,000, which is discussed in Note 3.

Transaction costs amounted to $16,344,997 consisting of $5,750,000 of underwriting fee, $10,062,500 of deferred underwriting fee and $532,497 of other offering costs. Of the total transaction cost $701,643 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

Liquidity

As of December 31, 2021, the Company had cash outside the Trust Account of $549,993 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

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

The Company has until January 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Company's Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Marketable Securities Held in Trust Account

At December 31, 2021, funds held in the Trust Account include $287,569,685 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,750,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock.The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

December 31,
2021
Class A Common Stock
Net income allocable to Class A common stock	$7,866,338
Basic and diluted weighted average shares outstanding	27,883,562
Basic and diluted net income per Class A common stock	$0.28
Class B Common Stock
Net income allocable to Class B common stock	$2,027,693
Weighted average shares outstanding, basic and diluted	7,187,500
Basic and diluted net income per Class B common stock	$0.28

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to temporary equity upon the completion of the IPO. Accordingly, on December 31, 2021, offering costs totaling $16,344,997 have been charged to temporary equity (consisting of $5,750,000 of underwriting fee, $10,062,500 of deferred underwriting fee and $532,497 of other offering costs). Of the total transaction cost $701,643 was expensed as non-operating expenses in that statement of operations with the remaining offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Stock based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued in December 16, 2020 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $5.08 per share as of the Grant Date, or an aggregate of $609,600 for the 120,000 shares. Upon consummation of an initial Business Combination the Company will recognize $609,600  in compensation expense.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

All of the 28,750,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(12,421,322)
Common stock issuance costs	(15,643,354)
Plus:
Remeasurement of carrying value to redemption value	28,064,676
Contingently redeemable common stock	$287,500,000

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

Stock based Compensation

On December 16, 2020 the Company’s sponsor transferred a total of 120,000 Founder Shares to directors.

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The Company has determined the valuation of the Class B shares as of the Grant Date. The valuation resulted in a fair value of $5.08 per share as of the Grant Date, or an aggregate of $609,600 for the 120,000 shares. Upon consummation of an initial Business Combination the Company will recognize $609,600  in compensation expense.

Promissory Note — Related Party

On August 26, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the IPO. As of December 31, 2021, the Company had repaid the balance of $152,031 under the Promissory Note in full.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no Working Capital Loans had been issued.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value of $0.0001 each. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock, par value of $0.0001 each. At December 31, 2021, there were 28,750,000 shares issued or outstanding of which all were subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock, par value of $0.0001 each. At December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Organizational costs/Startup expenses	$132,942
Federal net operating loss	$27,366
Total deferred tax asset	$160,308
Valuation allowance	$(160,308)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(160,308)

State
Current	—
Deferred	—
Change in valuation allowance	160,308
Income tax provision	$—

As of December 31, 2021, the Company has $130,315 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 1, 2021 through December 31, 2021, the change in the valuation allowance was $160,308.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021,

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Change in fair value of warrant liabilities	(24.1)%
Warrant issuance costs	1.5%
Change in valuation allowance	1.8%
Other	(0.2)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

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

Note 10 — Recurring Fair Value Measurements

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

Substantially all of the Company's trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3
Investment held in the Trust Account	$287,569,685	$—	$—
Public Warrants	$5,079,166	$—	$—
Private Placement Warrants	$—	$—	$2,751,628

At December 31, 2020, the Company had no assets or liabilities that were measures at fair value on a recurring basis.

The Company utilized a Black-Scholes-Merton model to value the Private Placement Warrants at December 31, 2021 and a Monte Carlo simulation at January 12, 2021. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In February 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The key inputs into the valuation models were as follows at initial measurement of January 12, 2021 and at December 31, 2021:

	At January 12, 2021
Input	(Initial Measurement)	At December 31, 2021
Stock price	$9.95	$10.00
Strike price	$11.50	$11.50
Term (in years)	6.00	5.52
Volatility	25.0%	10.0%
Risk-free rate	0.67%	1.31%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company's Warrants classified as Level 3:

Fair value as of January 1, 2021	$—
Initial measurement on January 12, 2021	19,189,839
Public Warrants reclassified to level 1(1)	(6,229,166)
Change in fair value	(10,209,045)
Fair Value at December 31, 2021	$2,751,628
(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 7, 2021, by and between the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.(4)
10.1	Letter Agreement, dated January 7, 2021, by and among the Company and its officers and directors. (3)
10.2	Letter Agreement, dated January 7, 2021, by and among the Company and KL Sponsor LLC. (3)
10.3	Promissory Note, dated as of July 23, 2020 issued to KL Sponsor LLC. (1)
10.4	Investment Management Trust Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.5	Registration Rights Agreement, dated January 7, 2021, by and among the Company and certain security holders. (3)
10.6	Administrative Support Agreement, dated January 7, 2021, by and among the Company and Kennedy Lewis Management LLP. (3)
10.7	Securities Subscription Agreement, dated August 26, 2020, between the Company and KL Sponsor LLC. (1)
10.8	Private Placement Warrants Purchase Agreement, dated January 7, 2021, by and between the Company and KL Sponsor LLC. (3)
10.9	Form of Indemnity Agreement. (2)
14	Code of Ethics (2)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the company’s Form S-1, filed with the SEC on December 17, 2020.
(2)	Incorporated by reference to the company’s Form S-1/A, filed with the SEC on December 30, 2020.
(3)	Incorporated by reference to the company’s Form 8-K, filed with the SEC on January 12, 2021.
(4)Incorporated by reference to the company’s Form 10-K, filed with the SEC on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	KL Acquisition Corp

	By:	/s/ Doug Logigian
	Name:	Doug Logigian
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Doug Logigian	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2022
Doug Logigian	(Principal Executive Officer)

/s/ Richard Gumer	Chief Financial Officer, Secretary and Director	March 31, 2022
Richard Gumer	(Principal Financial and Accounting Officer)

/s/ David Kho	Chief Operating Officer and Director	March 31, 2022
David Kho

/s/ James L. Bierman	Director	March 31, 2022
James L. Bierman

/s/ Gregory D. Casciaro	Director	March 31, 2022
Gregory D. Casciaro

/s/ Andrew A. Krakauer	Director	March 31, 2022
Andrew A. Krakauer

/s/ Rafael Torres	Director	March 31, 2022
Rafael Torres