Form 10-Q
period 2022-03-31
KL Acquisition Corp
filed 2022-05-23
CIK 1823323

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and 7,187,500 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), of the registrant issued and outstanding.

KL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$185,667	$549,993
Prepaid expenses	283,310	300,000
Total current assets	468,977	849,993

Investments held in Trust Account	287,598,643	287,569,685
Other non-current assets	—	4,932
Total assets	$288,067,620	$288,424,610

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$83,158	$123,116
Franchise tax payable	50,000	144,294
Total current liabilities	133,158	267,410

Warrant Liabilities	3,463,195	7,830,794
Deferred underwriters’ discount	10,062,500	10,062,500
Total liabilities	13,658,853	18,160,704

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,750,000 shares at redemption value as of March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,091,952)	(17,236,813)
Total stockholders’ deficit	(13,091,233)	(17,236,094)
Total liabilities, redeemable common stock and stockholders’ deficit	$288,067,620	$288,424,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Formation and operating costs	$251,696	$88,854
Loss from operations	(251,696)	(88,854)

Other income (expense)
Interest income earned on Trust	28,958	43,856
Unrealized gain on change in fair value of warrants	4,367,599	9,538,002
Warrant issuance costs	—	(701,643)
Total other income	4,396,557	8,880,215

Net income	$4,144,861	$8,791,361

Weighted average shares outstanding of Class A common stock	28,750,000	25,236,111
Basic and diluted net income per share, Class A common stock	$0.12	$0.27
Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500
Basic and diluted net income per share, Class B common stock	$0.12	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,187,500	$719	$—	$(17,236,813)	$(17,236,094)

Net income	—	—	—	—	—	4,144,861	4,144,861

Balance as of March 31, 2022	—	$—	7,187,500	$719	$—	$(13,091,952)	$(13,091,233)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance as of January 1, 2021	—	$—	7,187,500	$719	$24,281	$(71,932)	$(46,932)

Excess of cash received over fair value of private placement warrants	—	—	—	—	981,483	—	981,483

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,005,764)	(27,058,912)	(28,064,676)

Net income	—	—	—	—	—	8,791,361	8,791,361

Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(18,339,483)	$(18,338,764)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,144,861	$8,791,361
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(28,958)	(43,856)
Offering costs allocated to warrants	—	701,643
Change in fair value of warrant liabilities	(4,367,599)	(9,538,002)
Changes in current assets and current liabilities:
Prepaid assets	21,622	(598,394)
Franchise tax payable	(94,294)	(71,289)
Accounts payable and accrued expenses	(39,958)	245,000
Net cash used in operating activities	(364,326)	(513,537)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from the Initial Public Offering, net of underwriters’ discount	—	281,750,000
Proceeds from private placement	—	7,750,000
Repayment of promissory note to related party	—	(152,031)
Payments of offering costs	—	(356,109)
Net cash provided by financing activities	—	288,991,860

Net Change in Cash	(364,326)	978,323
Cash — Beginning	549,993	—
Cash — Ending	$185,667	$978,323

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$19,189,839
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,062,500

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and the Company’s search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is KL Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 warrants (the “Private Placement Warrants”) in a private placement to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,750,000, which is discussed in Note 4.

Transaction costs amounted to $16,344,997 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $532,497 of other offering costs. Of the total transaction cost $701,643 was expensed as non-operating expenses in that statement of operations with the rest of the offering costs charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 3) liabilities and the Class A common stock.

Trust Account

Following the closing of the IPO on January 12, 2021, an amount of $287,500,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $185,667 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the cash outside of the Trust Account as of March 31, 2022 will not be sufficient to allow it to operate until January 12, 2023. Until the consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, its officers and directors, or their respective affiliates (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Company’s Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If it is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but is not necessarily limited to, curtailing operations, suspending the pursuit of the Company’s business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in the Company’s target markets and has concluded that while it is reasonably possible that it could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 31, 2022 (the “2021 Annual Report”). The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, funds held in the Trust Account were $287,598,643 and $287,569,685 of investments held in a money market fund, respectively, characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. At March 31, 2022, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,750,000 of its Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock.

	For the Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,315,889	$828,972	$6,842,537	$1,948,824

Denominator:

Weighted-average shares outstanding	28,750,000	7,187,500	25,236,111	7,187,500
Basic and diluted net income per share	$0.12	$0.12	$0.27	$0.27

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1, “Accounting for Transaction Cost”,  and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to temporary equity upon the completion of the IPO. Accordingly, on December 31, 2021, offering costs totaling $16,344,997 have been charged to temporary equity (consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $532,497 of other offering costs). Of the total transaction cost, $701,643 was expensed as non-operating expenses in that statement of operations with the remaining offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Stock Based Compensation

The Company complies with FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the directors (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless (See Note 5).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), approximates the carrying amounts represented in the balance sheets.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

As of March 31, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Stock Based Compensation

On December 16, 2020, the Company’s Sponsor transferred a total of 120,000 founder shares to directors.

The Company has determined the valuation of the founder shares as of the Grant Date. The valuation resulted in a fair value of $5.08 per share as of the Grant Date, or an aggregate of $609,600 for the 120,000 shares. Upon consummation of an initial Business Combination the Company will recognize $609,600 in compensation expense.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans had been issued.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock, par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 28,750,000 shares issued or outstanding of which all were subject to possible redemption.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock, par value of $0.0001 each.At March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Under the guidance in ASC 815-40, the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Investment held in the Trust Account	1	$287,598,643	$287,569,685
Public Warrants	1	$2,225,250	$5,079,166
Private Placement Warrants	3	$1,237,945	$2,751,628

The Company utilized a Black-Scholes-Merton model to value the Private Placement Warrants at March 31, 2022 and a Monte Carlo simulation at January 12, 2021. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In February 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The key inputs into the valuation models were as follows at March 31, 2022 and December 31, 2021:

	At March 31, 2022	December 31, 2021
Stock price	$9.8	$10.0
Strike price	$11.50	$11.50
Term (in years)	5.39	5.52
Volatility	4.0%	10.0%
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Private Placement Warrants classified as Level 3, for the three months ended March 31, 2022:

Fair value as of December 31, 2021	$2,751,628
Change in fair value	(1,513,683)
Fair Value at March 31, 2022	$1,237,945

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Quarterly Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Overview

We were incorporated in Delaware on August 26, 2020 for the purpose of entering into a Business Combination with one or more businesses.

On January 12, 2021, we consummated our IPO of 28,750,000 Units, including 3,750,000 Units purchased by the underwriters pursuant to the over-allotment option granted by the Company, generating gross proceeds to the Company of $287,500,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 5,166,667 warrants to our Sponsor, generating gross proceeds of approximately $7,750,000.

A total of $287,500,000, comprised of $281,750,000 of the proceeds from the IPO and $5,750,000 of the proceeds of the sale of the Private Placement Warrants was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

For the three months ended March 31, 2022, we had a net income of approximately $4.14 million, which included a gain from the change in fair value of warrant liabilities of $4.37 million and interest income on marketable securities held in Trust Account of $0.03 million, offset by a loss from operations of $0.25 million.

For the three months ended March 31, 2021, we had a net income of approximately $8.79 million, which included a gain from the change in fair value of warrant liabilities of $9.54 million and interest income on marketable securities held in the Trust Account of $0.04 million, offset by a loss from operations of $0.09 million and warrant issuance cost of $0.7 million.

Liquidity and Capital Resources

As of March 31, 2022, we had cash outside the Trust Account of $185,667 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, except interests earned on the funds held in the Trust Account and released to pay our taxes, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn, except interests earned on the funds held in the Trust Account and released to pay our taxes.

We anticipate that the cash outside of the Trust Account as of March 31, 2022 will not be sufficient to allow us to operate until January 12, 2023. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we will need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of our Sponsor, our officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

We issued an aggregate of 14,750,000 warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company’s warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In March 2021, the Company’s Public Warrants began trading on the Nasdaq Capital Market. As such, the price for the Public Warrants is based on an unadjusted market price.

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

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with ASC 815-40, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820,” with changes in fair value recognized in the Statement of Operations in the period of change.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2022 and December 31, 2021, 28,750,000 and 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, which are referred to as “Class A common stock” and “Class B common stock”. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 shares of Class A common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments such as warrants and redeemable shares issued and timely accruing of expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated January 7, 2021, as filed with the SEC on January 1, 2021 (the “Final Prospectus”), (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 as filed with the SEC on May 24, 2021 (the “2021 Q1 10-Q”), (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 as filed with the SEC on November 22, 2021 and (iv) 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (as defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 in the 2021 Q1 10-Q. There has been no material change in the planned use of the proceeds from our IPO and private placement as is described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2022

KL Acquisition Corp

By:	/s/ Doug Logigian
Name:	Doug Logigian
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Gumer
Name:	Richard Gumer
Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)