Form 10-Q
period 2022-06-30
KL Acquisition Corp
filed 2022-08-12
CIK 1823323

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and 7,187,500 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), of the registrant issued and outstanding.

KL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$74,264	$549,993
Prepaid expenses	191,969	300,000
Total current assets	266,233	849,993

Investments held in Trust Account	287,986,959	287,569,685
Other non-current assets	—	4,932
Total assets	$288,253,192	$288,424,610

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,115	$123,116
Accrued income tax payable	39,261	—
Franchise tax payable	100,000	144,294
Total current liabilities	153,376	267,410

Warrant Liabilities	2,210,583	7,830,794
Deferred underwriters’ discount	10,062,500	10,062,500
Total liabilities	12,426,459	18,160,704

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021	287,703,404	287,500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,877,390)	(17,236,813)
Total stockholders’ deficit	(11,876,671)	(17,236,094)
Total liabilities, redeemable common stock and stockholders’ deficit	$288,253,192	$288,424,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$183,701	$488,900	$435,397	$577,754
Loss from operations	(183,701)	(488,900)	(435,397)	(577,754)

Other income (expense):
Interest income earned on Trust	388,316	16,052	417,274	59,908
Change in fair value of warrant liabilities	1,252,612	(4,194,429)	5,620,211	5,343,573
Warrant issuance costs	—	—	—	(701,643)
Total other income (expense)	1,640,928	(4,178,377)	6,037,485	4,701,838
Income (loss) before provision for income taxes	1,457,227	(4,667,277)	5,602,088	4,124,084
Provision for income taxes	(39,261)	—	(39,261)	—
Net income (loss)	$1,417,966	$(4,667,277)	$5,562,827	$4,124,084

Weighted average shares outstanding of Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	27,002,762
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.04	$(0.13)	$0.15	$0.12
Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.13)	$0.15	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,187,500	$719	$—	$(17,236,813)	$(17,236,094)

Net income	—	—	—	—	—	4,144,861	4,144,861

Balance as of March 31, 2022	—	$—	7,187,500	$719	$—	$(13,091,952)	$(13,091,233)

Remeasurement of common stock subject to possible redemption						(203,404)	(203,404)

Net income	—	—	—	—	—	1,417,966	1,417,966

Balance as of June 30, 2022	—	$—	7,187,500	$719	$—	$(11,877,390)	$(11,876,671)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	7,187,500	$719	$24,281	$(71,932)	$(46,932)

Excess of cash received over fair value of private placement warrants	—	—	—	—	981,483	—	981,483

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,005,764)	(27,058,912)	(28,064,676)

Net income	—	—	—	—	—	8,791,361	8,791,361

Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(18,339,483)	$(18,338,764)

Net income	—	—	—	—	—	(4,667,277)	(4,667,277)

Balance as of June 30, 2021	—	$—	7,187,500	$719	$—	$(23,006,760)	$(23,006,041)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,562,827	$4,124,084
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(417,274)	(59,908)
Offering costs allocated to warrants		701,643
Change in fair value of warrant liabilities	(5,620,211)	(5,343,573)
Changes in current assets and current liabilities:
Prepaid expenses and other non-current assets	112,963	(503,645)
Franchise tax payable	(44,294)	28,711
Accrued income tax payable	39,261	—
Accounts payable and accrued expenses	(109,001)	281,028
Net cash used in operating activities	(475,729)	(771,660)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from the Initial Public Offering, net of underwriters’ discount	—	281,750,000
Proceeds from private placement	—	7,750,000
Repayment of promissory note to related party	—	(152,031)
Payments of offering costs	—	(356,109)
Net cash provided by financing activities	—	288,991,860

Net Change in Cash	(475,729)	720,200
Cash — Beginning	549,993	—
Cash — Ending	$74,264	$720,200

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$19,189,839
Remeasurement of Class A common stock subject to possible redemption	$203,404	$28,064,676
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,062,500

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and the Company’s search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents deposited in the Trust Account (as defined below).

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

Transaction costs amounted to $16,344,997 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $532,497 of other offering costs. Of the total transaction cost $701,643 was expensed as non-operating expenses in that statements of operations with the rest of the offering costs charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 3) liabilities and the Class A common stock.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $74,264 available for working capital needs and working capital of $396,412, which excludes $39,261 of income taxes payable and $100,000 of franchise taxes payable that can be paid with the interest earned on the trust and $144,294 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the cash outside of the Trust Account as of June 30, 2022 will not be sufficient to allow it to operate until January 12, 2023. Until the consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, its officers and directors, or their respective affiliates (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating.  Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 31, 2022 (the “2021 Annual Report”). The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, funds held in the Trust Account were $287,986,959 and $287,569,685 of investments held in a money market fund, respectively, characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,750,000 shares of its Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income per common stock.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the Three Months Ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,134,373	$283,593	$(3,733,822)	$(933,455)

Denominator:

Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.13)	$(0.13)

	For the Six Months Ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,450,262	$1,112,565	$3,257,116	$866,968

Denominator:

Weighted-average shares outstanding	28,750,000	7,187,500	27,002,762	7,187,500
Basic and diluted net income per share	$0.15	$0.15	$0.12	$0.12

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1, “Accounting for Transaction Cost”,  and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to temporary equity upon the completion of the IPO. Accordingly, on December 31, 2021, offering costs totaling $16,344,997 have been charged to temporary equity (consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $532,497 of other offering costs). Of the total transaction cost, $701,643 was expensed as non-operating expenses in that statements of operations with the remaining offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Stock Based Compensation

The transfer of the Founders Shares to the Company’s directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance (See Note 5).

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

The Company accounts for its 14,750,000 warrants, including 9,583,333 Public Warrants and 5,166,667 Private Placement Warrants, as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company’s warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In February 2021, the Company’s Public Warrants began trading on the Nasdaq Capital Market. As such, the price for the Public Warrants is based on an unadjusted market price.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.  The Company’s effective tax rate was 2.69% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.70% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, primarily due to changes in the fair value in of the warrant liabilities and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit. The dissolution expense of $100,000 is not included in the calculation of the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

As of June 30, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(12,421,322)
Common stock issuance costs	(15,643,354)
Plus:
Remeasurement of carrying value to redemption value	28,064,676
Class A common stock subject to redemption, December 31, 2021	$287,500,000
Plus:
Remeasurement of carrying value to redemption value	203,404
Contingently redeemable common stock, June 30, 2022	$287,703,404

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

Promissory Note — Related Party

On August 26, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the IPO. As of June 30, 2022, the Company had repaid the balance of $152,031 under the Promissory Note in full.

Stock Based Compensation

On December 16, 2020, the Company’s Sponsor transferred a total of 120,000 founder shares to directors. The transfer of the Founders Shares to the Company’s directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 120,000 Founder Shares transferred to the Company’s directors on December 16, 2020 was $609,000 or $5.08 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, no amounts were incurred or accrued relating to this agreement.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans had been issued.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock, par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 28,750,000 shares issued or outstanding of which all were subject to possible redemption.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock, par value of $0.0001 each.At June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Investment held in the Trust Account	1	$287,986,959	$287,569,685
Public Warrants	1	$1,435,583	$5,079,166
Private Placement Warrants	3	$775,000	$2,751,628

The Company utilized a Black-Scholes-Merton model to value the Private Placement Warrants at June 30, 2022 and a Monte Carlo simulation at January 12, 2021 for the Private Placement Warrants and the Public Warrants. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In February 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The key inputs into the valuation models for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

	At June 30, 2022	December 31, 2021
Stock price	$9.84	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.54	5.52
Volatility	0.90%	10.00%
Risk-free rate	3.02%	1.31%
Dividend yield	0.00%	0.00%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Private Placement Warrants classified as Level 3, for the three and six months ended June 30, 2022:

Fair value as of December 31, 2021	$2,751,628
Change in fair value	(1,513,683)
Fair Value at March 31, 2022	1,237,945
Change in fair value	(462,945)
Fair Value at June 30, 2022	$775,000

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Private Placement Warrants classified as Level 3, for the three and six months ended June 30, 2021:

Fair value as of January 1, 2021	$—
Initial measurement on January 12, 2021	19,189,839
Public Warrants reclassified to level 1(1)	(6,229,166)
Change in fair value	(9,538,002)
Fair Value at March 31, 2021	3,422,671
Change in fair value	1,436,345
Fair Value at June 30, 2021	$4,859,016

(1)Assumes the Public Warrants were reclassified on March 31, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Quarterly Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial Business Combination.

For the three months ended June 30, 2022, we had a net income of $1,417,966, which consists of a change in fair value of warrant liabilities of $1,252,612 and interest earned on marketable securities held in the Trust Account of $388,316, offset by formation and operating costs of $183,701, which consisted mostly of general and administrative expenses, and provision for income taxes of $39,261.

For the six months ended June 30, 2022, we had a net income of $5,562,827, which consists of a change in fair value of warrant liabilities of $5,620,211 and interest earned on marketable securities held in the Trust Account of $417,274, offset by formation and operating costs of $435,397, which consisted mostly of general and administrative expenses, and provision for income taxes of $39,261.

For the three months ended June 30, 2021, we had a net loss of $4,667,277, which consists of a change in fair value of warrant liabilities of $4,194,429 and formation and operating costs of $488,900, which consisted mostly of general and administrative expenses, offset by interest earned on marketable securities held in the Trust Account of $16,052.

For the six months ended June 30, 2021, we had a net income of $4,124,084, which consists of a change in fair value of warrant liabilities of $5,343,573 and interest earned on marketable securities held in the Trust Account of $59,908, offset by formation and operating costs of $577,754, which consisted mostly of general and administrative expenses, and warrant issuance costs of $701,643.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, we had cash outside the Trust Account of $74,264 available for working capital needs and working capital of $396,412, which excludes $39,261 of income taxes payable and $100,000 of franchise taxes payable that can be paid with the interest earned on the trust and $144,294 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust. All remaining cash held in the Trust Account is generally unavailable for our use, except interests earned on the funds held in the Trust Account and released to pay our taxes, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn, except interests earned on the funds held in the Trust Account and released to pay our taxes.

We anticipate that the cash outside of the Trust Account as of June 30, 2022 will not be sufficient to allow us to operate until January 12, 2023. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating.  Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

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

We issued an aggregate of 14,750,000 warrants in connection with our IPO and private placement, which, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. Our warrant liability for the Private Placement Warrants is based on a Black-Scholes-Merton model. In March 2021, our Public Warrants began trading on the Nasdaq Capital Market. As such, the price for the Public Warrants is based on an unadjusted market price.

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

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with ASC 815-40, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820,” with changes in fair value recognized in the Statements of Operations in the period of change.

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As of June 30, 2022 and December 31, 2021, 28,750,000 and 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

We have two classes of common stock, which are referred to as “Class A common stock” and “Class B common stock”. Earnings and losses are shared pro rata between the two classes of shares. Our 14,750,000 shares of Class A common stock underlying the outstanding warrants were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on our financial statements.

Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments such as warrants and redeemable shares issued and timely accruing of expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated January 7, 2021, as filed with the SEC on January 1, 2021 (the “Final Prospectus”), (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 as filed with the SEC on May 24, 2021 (the “2021 Q1 10-Q”), (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 as filed with the SEC on November 22, 2021, (iv) 2021 Annual Report and (v) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 23, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals) relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of such registration statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its initial public offering registration statement or that may not complete its Business Combination within 24 months after such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO registration statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO registration statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Were we considered to be a "foreign person," we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimatelyprohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. entity. However, if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 in the 2021 Q1 10-Q. There has been no material change in the planned use of the proceeds from our IPO and private placement as is described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022

KL Acquisition Corp

By:	/s/ Doug Logigian
Name:	Doug Logigian
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Gumer
Name:	Richard Gumer
Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)