Form 10-Q
period 2022-09-30
KL Acquisition Corp
filed 2022-11-21
CIK 1823323

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and 7,187,500 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), of the registrant issued and outstanding.

KL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$19,995	$549,993
Prepaid expenses	98,957	300,000
Total current assets	118,952	849,993

Cash and investments held in Trust Account	289,284,930	287,569,685
Other non-current assets	—	4,932
Total assets	$289,403,882	$288,424,610

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$33,594	$123,116
Accrued income tax payable	301,335	—
Franchise tax payable	150,000	144,294
Total current liabilities	484,929	267,410

Warrant Liabilities	738,975	7,830,794
Deferred underwriters’ discount	10,062,500	10,062,500
Total liabilities	11,286,404	18,160,704

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021	288,558,909	287,500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(10,442,150)	(17,236,813)
Total stockholders’ deficit	(10,441,431)	(17,236,094)
Total liabilities, redeemable common stock and stockholders’ deficit	$289,403,882	$288,424,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating costs	$216,760	$22,995	$652,157	$600,749
Loss from operations	(216,760)	(22,995)	(652,157)	(600,749)

Other income (expense):
Interest income earned on Trust	1,297,971	3,701	1,715,245	63,609
Change in fair value of warrant liabilities	1,471,608	3,203,728	7,091,819	8,547,301
Warrant issuance costs	—	—	—	(701,643)
Total other income, net	2,769,579	3,207,429	8,807,064	7,909,267
Income before provision for income taxes	2,552,819	3,184,434	8,154,907	7,308,518
Provision for income taxes	(262,074)	—	(301,335)	—
Net income	$2,290,745	$3,184,434	$7,853,572	$7,308,518

Weighted average shares outstanding of Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	27,486,264
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.06	$0.09	$0.22	$0.21
Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income per share, Class B common stock	$0.06	$0.09	$0.22	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,187,500	$719	$—	$(17,236,813)	$(17,236,094)

Net income	—	—	—	—	—	4,144,861	4,144,861

Balance as of March 31, 2022	—	—	7,187,500	719	$—	(13,091,952)	(13,091,233)

Remeasurement of common stock subject to possible redemption						(203,404)	(203,404)

Net income	—	—	—	—	—	1,417,966	1,417,966

Balance as of June 30, 2022	—	—	7,187,500	719	$—	(11,877,390)	(11,876,671)

Remeasurement of common stock subject to possible redemption	—	—	—	—	—	(855,505)	(855,505)

Net income	—	—	—	—	—	2,290,745	2,290,745

Balance as of September 30, 2022	—	$—	7,187,500	$719	$—	$(10,442,150)	$(10,441,431)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	7,187,500	$719	$24,281	$(71,932)	$(46,932)

Excess of cash received over fair value of private placement warrants	—	—	—	—	981,483	—	981,483

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,005,764)	(27,058,912)	(28,064,676)

Net income	—	—	—	—	—	8,791,361	8,791,361

Balance as of March 31, 2021	—	$—	7,187,500	719	—	(18,339,483)	(18,338,764)

Net loss	—	—	—	—	—	(4,667,277)	(4,667,277)

Balance as of June 30, 2021	—	—	7,187,500	719	—	(23,006,760)	(23,006,041)

Net income	—	—	—	—	—	3,184,434	3,184,434

Balance as of September 30, 2021	—	$—	7,187,500	$719	$—	$(19,822,326)	$(19,821,607)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KL ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,853,572	$7,308,518
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(1,715,245)	(63,609)
Offering costs allocated to warrants	—	701,643
Change in fair value of warrant liabilities	(7,091,819)	(8,547,301)
Changes in current assets and current liabilities:
Prepaid expenses and other non-current assets	205,975	(395,453)
Franchise tax payable	5,706	78,711
Accrued income tax payable	301,335	—
Accounts payable and accrued expenses	(89,522)	96,928
Net cash used in operating activities	(529,998)	(820,563)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from the Initial Public Offering, net of underwriters’ discount	—	281,750,000
Proceeds from private placement	—	7,750,000
Repayment of promissory note to related party	—	(152,031)
Payments of offering costs	—	(356,109)
Net cash provided by financing activities	—	288,991,860

Net Change in Cash	(529,998)	671,297
Cash — Beginning	549,993	—
Cash — Ending	$19,995	$671,297

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$19,189,839
Remeasurement of Class A common stock subject to possible redemption	$1,058,909	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,062,500

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and the Company’s search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents deposited in the Trust Account (as defined below).

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

Transaction costs amounted to $16,344,997 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $532,497 of other offering costs. Of the total transaction cost $701,643 was expensed as non-operating expenses in that statements of operations with the rest of the offering costs charged to stockholders’ deficit. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 3) liabilities and the Class A common stock.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $19,995 available for working capital needs and working capital of $360,044, which excludes $301,335 of income taxes payable and $150,000 of franchise taxes payable that can be paid with the interest earned on the trust and $274,686 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares.

The Company anticipates that the cash outside of the Trust Account as of September 30, 2022 will not be sufficient to allow it to operate until January 12, 2023. Until the consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, its officers and directors, or their respective affiliates (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur and an extension not approved by the stockholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in the Company’s target markets and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, a vote by stockholders to extend the period of time to complete the Business Combination (the “extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact on the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 31, 2022 (the “2021 Annual Report”), which contained the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, funds held in the Trust Account were $289,284,930 and $287,569,685 of investments held in a money market fund, respectively, characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,750,000 shares of its Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock.

	For the Three Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,832,596	$458,149	$2,547,547	$636,887

Denominator:

Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per share	$0.06	$0.06	$0.09	$0.09

	For the Nine Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,282,858	$1,570,714	$5,793,540	$1,514,978

Denominator:

Weighted-average shares outstanding	28,750,000	7,187,500	27,486,264	7,187,500
Basic and diluted net income per share	$0.22	$0.22	$0.21	$0.21

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 10.23% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.69% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to changes in the fair value in of the warrant liabilities and the valuation allowance on the deferred tax assets.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(12,421,322)
Common stock issuance costs	(15,643,354)
Plus:
Remeasurement of carrying value to redemption value	28,064,676
Class A common stock subject to redemption, December 31, 2021	$287,500,000
Plus:
Remeasurement of carrying value to redemption value	1,058,909
Contingently redeemable common stock, September 30, 2022	$288,558,909

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note — Related Party

On August 26, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the IPO. As of September 30, 2022, the Company had repaid the balance of $152,031 under the Promissory Note in full.

Stock Based Compensation

On December 16, 2020, the Company’s Sponsor transferred a total of 120,000 founder shares to directors. The transfer of the Founders Shares to the Company’s directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 120,000 Founder Shares transferred to the Company’s directors on December 16, 2020 was $609,000 or $5.08 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, no services have been provided and no expense has been incurred or accrued relating to this agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans had been issued.

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

Note 7 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock, par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 28,750,000 shares issued or outstanding of which all were subject to possible redemption.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock, par value of $0.0001 each.At September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the reported last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

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

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Cash and investment held in the Trust Account	1	$289,284,930	$287,569,685
Public Warrants	1	$480,125	$5,079,166
Private Placement Warrants	3	$258,850	$2,751,628

The Company utilized a Black-Scholes-Merton model to value the Private Placement Warrants at September 30, 2022 and a Monte Carlo simulation at January 12, 2021 for the Private Placement Warrants and the Public Warrants. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In February 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The key inputs into the valuation models for the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

	At September 30, 2022	December 31, 2021
Stock price	$9.89	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.28	5.52
Volatility	2.0%	10.00%
Risk-free rate	4.05%	1.31%
Dividend yield	0.00%	0.00%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Private Placement Warrants classified as Level 3, for the three and nine months ended September 30, 2022:

Fair value as of December 31, 2021	$2,751,628
Change in fair value	(1,513,683)
Fair Value at March 31, 2022	1,237,945
Change in fair value	(462,945)
Fair Value at June 30, 2022	$775,000
Change in fair value	(516,150)
Fair Value at September 30, 2022	$258,850

KL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Private Placement Warrants classified as Level 3, for the three and nine months ended September 30, 2021:

Fair value as of January 1, 2021	$—
Initial measurement on January 12, 2021	19,189,839
Public Warrants reclassified to level 1(1)	(6,229,166)
Change in fair value	(9,538,002)
Fair Value at March 31, 2021	3,422,671
Change in fair value	1,436,345
Fair Value at June 30, 2021	$4,859,016
Change in fair value	(1,117,436)
Fair Value at September 30, 2021	$3,741,580

(1)Assumes the Public Warrants were reclassified on March 31, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

The Company filed a preliminary proxy statement on Schedule 14A on November 16, 2022 in order to schedule a special meeting, pursuant to which it will seek stockholder approval to, among other matters, amend the Company’s amended and restated certificate of incorporation (the “Charter”) to change the date by which the Company must either (i) consummate its initial Business Combination or (ii) cease all operations, except for the purpose of winding up, and, subject to and in accordance with the terms of the Charter, redeem all of its public shares. The proposed amendment would change the original termination date from January 12, 2023 to such other date as shall be determined by the Company’s board of directors in its sole discretion and publicly announced by the Company, provided that such other date shall be no later than December 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “us,” “our” or “we” refer to KL Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were incorporated in Delaware on August 26, 2020 for the purpose of entering into a Business Combination.

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

Recent Development

The Company filed a preliminary proxy statement on Schedule 14A on November 16, 2022 in order to schedule a special meeting, pursuant to which it will seek stockholder approval to, among other matters, amend the Company’s amended and restated certificate of incorporation to change the date by which the Company must either (i) consummate its initial Business Combination or (ii) cease all operations, except for the purpose of winding up, and, subject to and in accordance with the terms of the Charter, redeem all of its public shares. The proposed amendment would change the original termination date from January 12, 2023 to such other date as shall be determined by the Company’s board of directors in its sole discretion and publicly announced by the Company, provided that such other date shall be no later than December 30, 2022.

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

For the three months ended September 30, 2022, we had a net income of $2,900,745, which consists of a change in fair value of warrant liabilities of $1,471,608 and interest earned on marketable securities held in the Trust Account of $1,297,971, offset by operating costs of $216,760, which consisted mostly of general and administrative expenses, and provision for income taxes of $262,074.

For the nine months ended September 30, 2022, we had a net income of $7,853,572, which consists of a change in fair value of warrant liabilities of $7,091,819 and interest earned on marketable securities held in the Trust Account of $1,715,245, offset by operating costs of $652,157, which consisted mostly of general and administrative expenses, and provision for income taxes of $301,335.

For the three months ended September 30, 2021, we had a net income of $3,184,434, which consists of a change in fair value of warrant liabilities of $3,203,728, interest earned on marketable securities held in the Trust Account of $3,701, offset by operating costs of $22,995.

For the nine months ended September 30, 2021, we had a net income of $7,308,518, which consists of a change in fair value of warrant liabilities of $8,547,301, interest earned on marketable securities held in the Trust Account of $63,609, offset by operating costs of $600,749 and offering expenses related to warrant issuance of $701,643.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, we had cash outside the Trust Account of $19,995 available for working capital needs and working capital of $360,044, which excludes $301,335 of income taxes payable and $150,000 of franchise taxes payable that can be paid with the interest earned on the trust and $274,686 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust. All remaining cash held in the Trust Account is generally unavailable for our use, except interests earned on the funds held in the Trust Account and released to pay our taxes, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem public shares. As of September 30, 2022, interest of $726,021 in the Trust Account was available to be withdrawn to pay our taxes.

We anticipate that the cash outside of the Trust Account as of September 30, 2022 will not be sufficient to allow us to operate until January 12, 2023. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur and an extension not approved by the Company’s stockholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report.

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As of September 30, 2022 and December 31, 2021, 28,750,000 and 28,750,000 shares of Class A common stock, respectively, subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

Net Income Per Share of Common Stock

We have two classes of common stock, which are referred to as “Class A common stock” and “Class B common stock”. Earnings and losses are shared pro rata between the two classes of shares. Our 14,750,000 shares of Class A common stock underlying the outstanding warrants were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. Management has not adopted this guidance as of September 30, 2022.

Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments such as warrants, and redeemable shares issued and timely accruing of expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated January 7, 2021, as filed with the SEC on January 1, 2021 (the “Final Prospectus”), (ii) 2021 Annual Report; (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 as filed with the SEC on May 24, 2021 (the “2021 Q1 10-Q”), (iv) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 as filed with the SEC on November 22, 2021, (v) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 23, 2022, and (vi) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 as filed with the SEC on August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination, including the Transaction.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a U.S. entity. The manager of our Sponsor is also a U.S. entity. The sole member of our Sponsor is a fund located in the Cayman Islands.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 in the 2021 Q1 10-Q. As of the date of this Quarterly Report, there has been no material change in the planned use of the proceeds from our IPO and private placement as is described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2022

KL Acquisition Corp

By:	/s/ Doug Logigian
Name:	Doug Logigian
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Gumer
Name:	Richard Gumer
Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)